Form 10-Q
period 2026-03-31
Archimedes Tech SPAC Partners III Co.
filed 2026-05-14
CIK 2083910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-43071

ARCHIMEDES TECH SPAC PARTNERS III CO.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2093 Philadelphia Pike #1968

Claymont, DE 19703

(Address of principal executive offices, including zip code)

(725) 312-2430

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, par value $0.0001 per share, and one-fourth of one redeemable warrant	ARCIU	The Nasdaq Stock Market LLC
Ordinary Shares	ARCI	The Nasdaq Stock Market LLC
Warrants	ARCIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 14, 2026, there were 35,262,000 ordinary shares (inclusive of ordinary shares included in outstanding units), $0.0001 par value each, issued and outstanding.

ARCHIMEDES TECH SPAC PARTNERS III CO.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHIMEDES TECH SPAC PARTNERS III CO.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$1,109,625	$—
Prepaid expenses and insurance	191,119	25,000
Total current assets	1,300,744	25,000
Deferred offering costs	—	157,090
Long-term prepaid insurance	98,410	—
Demand deposit held in Trust Account	277,775,824	—
Total Assets	$279,174,978	$182,090

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$12,652	$26,621
Accrued offering costs	75,000	45,090
Promissory note – related party	—	154,900
Total current liabilities	87,652	226,611
Deferred underwriting fee	9,660,000	—
Total Liabilities	9,747,652	226,611

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 shares at redemption value of $10.06 per share as of March 31, 2026 and none at December 31, 2025	277,775,824	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 7,662,000 and 6,900,000 shares issued and outstanding (excluding 27,600,000 and 0 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively(1)	766	690
Additional paid-in capital	—	24,310
Accumulated deficit	(8,349,264)	(69,521)
Total Shareholders’ Deficit	(8,348,498)	(44,521)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$279,174,978	$182,090

(1)	On January 22, 2026, through a share capitalization, the Company issued an additional 1,150,000 Founder Shares to the Sponsor, resulting in the Sponsor holding an aggregate of 6,900,000 Founder Shares. All share and per share amounts have been retroactively presented. The Founder Shares included an aggregate of 900,000 shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriters. On January 26, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 900,000 Founder Shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS III CO.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative expenses	$210,253
Loss from operations	(210,253)

Other income:
Interest earned on cash in bank account	8,483
Interest earned on demand deposit held in Trust Account	1,775,824
Total other income	1,784,307

Net income	$1,574,054

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	19,847,191

Basic and diluted net income per share, redeemable ordinary shares	$0.06

Basic weighted average shares outstanding, non-redeemable ordinary shares	7,195,146

Basic net income per share, non-redeemable ordinary shares	$0.06

Diluted weighted average shares outstanding, non-redeemable ordinary shares	7,447,955

Diluted net income per share, non-redeemable ordinary shares	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS III CO.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	6,900,000	$690	$24,310	$(69,521)	$(44,521)

Sale of 762,000 private placement units	762,000	76	7,619,924	—	7,620,000

Fair value of Public Warrants at issuance	—	—	4,209,000	—	4,209,000

Allocated value of transaction costs to warrants and private placement units	—	—	(254,109)	—	(254,109)

Accretion of ordinary shares subject to possible redemption amount	—	—	(11,599,125)	(9,853,797)	(21,452,922)

Net income (unaudited)	—	—	—	1,574,054	1,574,054

Balance – March 31, 2026	7,662,000	$766	$—	$(8,349,264)	$(8,348,498)

(1)	On January 22, 2026, through a share capitalization, the Company issued an additional 1,150,000 Founder Shares to the Sponsor, resulting in the Sponsor holding an aggregate of 6,900,000 Founder Shares. All share and per share amounts have been retroactively presented. The Founder Shares included an aggregate of 900,000 shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriters. On January 26, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 900,000 Founder Shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS III CO.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,574,054
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on demand deposit held in Trust Account	(1,775,824)
Changes in operating assets and liabilities:
Prepaid expenses and insurance	(177,498)
Long-term prepaid insurance	(98,410)
Accrued expenses	(13,969)
Net cash used in operating activities	(491,647)

Cash Flows from Investing Activities:
Investment of cash into the Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
Proceeds from sale of Private Placement Units	7,620,000
Repayment of promissory note – related party	(169,053)
Payment of offering costs	(329,675)
Net cash provided by financing activities	277,601,272

Net Change in Cash	1,109,625
Cash – Beginning of period	—
Cash – End of period	$1,109,625

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Offering costs paid through promissory note – related party	$14,153
Prepaid retainer applied to offering costs	$11,379
Deferred underwriting fee payable	$9,660,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Archimedes Tech SPAC Partners III Co. (the “Company”) is a blank check company newly incorporated in the Cayman Islands on August 1, 2025. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target.

Although the Company may acquire a business in any industry, it intends to focus on companies engaged in the technology industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from August 1, 2025 (inception) through March 31, 2026 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 22, 2026. On January 26, 2026, the Company consummated the Initial Public Offering of 27,600,000 units (each, a “Unit” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 762,000 private placement units (each, a “Private Placement Unit”), at a price of $10.00 per Private Placement Unit in a private placement to Archimedes Tech SPAC Sponsors III LLC (the “Sponsor”) and BTIG, LLC, the representative of the underwriters in the Initial Public Offering (the “Representative”), generating gross proceeds of $7,620,000. Of those Private Placement Units, the Sponsor purchased 390,000 Private Placement Units and the Representative purchased 372,000 Private Placement Units.

Transaction costs amounted to $15,722,207, consisting of $5,520,000 of cash underwriting fee, $9,660,000 of deferred underwriting fee and $542,207 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting fees and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering, on January 26, 2026, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Units was held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). The Company will be allowed to withdraw funds to pay taxes, such withdrawals can only be made from interest and not from the principal held in the Trust Account (“Permitted Withdrawals”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company as Permitted Withdrawals, the funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of: (1) the completion of an initial Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the completion window, as defined below, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of the Public Shares if the Company has not completed an initial Business Combination within the completion window, subject to Cayman Islands laws.

ARCHIMEDES TECH SPAC PARTNERS III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of funds withdrawn to pay taxes). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company’s amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than any net tangible asset or cash requirement that may be contained in the agreement relating to the initial Business Combination. As a result, the Company may be able to complete its initial Business Combination even though a substantial majority of the public shareholders do not agree with the transaction and have redeemed their shares or, if the Company seeks shareholder approval of the initial Business Combination and does not conduct redemptions in connection with the initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to the initial shareholders, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration the Company would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to the Company, the Company will not complete the Business Combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and the Company instead may search for an alternate Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The initial shareholders and the Company’s officers and directors entered into a letter agreement, pursuant to which they have agreed to waive: (1) their redemption rights with respect to any shares held by them in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any shares held by them in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the completion window (as defined below) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any founder shares and private shares they hold if the Company fails to complete its initial Business Combination within the completion window as a result of a shareholder vote to amend the amended and restated memorandum and articles of association (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the completion window). If the Company submits its initial Business Combination to the public shareholders for a vote, the initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any shares held by them in favor of the initial Business Combination.

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the completion window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Company will have until 24 months from the closing of the Initial Public Offering, or until such earlier liquidation date as the Company’s board of directors may approve, or such other time period in which the Company must complete an initial Business Combination pursuant to an amendment to its amended and restated memorandum and articles of association to complete a Business Combination (the “Completion Window”). If the Company has not completed a Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the board of directors, liquidate and dissolve, subject, in each case, to obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There is no limitation on the Company’s ability to raise funds privately or through loans in connection with its initial Business Combination.

ARCHIMEDES TECH SPAC PARTNERS III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 26, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 30, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2026 had been satisfied through the loan under an unsecured Promissory Note from the Sponsor of up to $300,000 (see Note 5). As of March 31, 2026, the Company had $1,109,625 in cash and had a working capital of $1,213,092.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026, no Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 204-50, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that with the closing of the Initial Public Offering, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of other income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,109,625 and $0 in cash as of March 31, 2026 and December 31, 2025, respectively, and no cash equivalents as of such dates.

Demand Deposit held in Trust Account

As of March 31, 2026, the assets held in Trust Account, amounting to $277,775,824, were held in demand deposit accounts. As of December 31, 2025, there were no funds deposited in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — ”Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants (defined below) and Private Placement Units were charged to shareholders’ deficit as the warrants associated with units issued in the Initial Public Offering and Private Placement, after management’s evaluation, were accounted for under equity treatment.

ARCHIMEDES TECH SPAC PARTNERS III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The remeasurement associated with the redeemable ordinary shares is excluded from income per ordinary share as the redemption amount approximates fair value.

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants are contingent upon the occurrence of future events. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the inclusion of such warrants would be anti-dilutive. The warrants cannot be converted to ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2026
	Redeemable	Non-redeemable
Basic net income per share:
Numerator:
Allocation of net income	$1,155,246	$418,808
Denominator:
Basic weighted-average shares outstanding	19,847,191	7,195,146
Basic net income per ordinary share	$0.06	$0.06

	For the Three Months Ended March 31, 2026
	Redeemable	Non-redeemable
Diluted net income per share:
Numerator:
Allocation of net income	$1,144,546	$429,508
Denominator:
Diluted weighted-average shares outstanding	19,847,191	7,447,955
Diluted net income per ordinary share	$0.06	$0.06

ARCHIMEDES TECH SPAC PARTNERS III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of March 31, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026, the ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(4,209,000)
Public Shares issuance costs	(15,468,098)
Plus:
Remeasurement of carrying value to redemption value	21,452,922
Ordinary shares subject to possible redemption, March 31, 2026	$277,775,824

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants (defined below) issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 6,900,000 Public Warrants and 190,500 Private Placement Warrants currently outstanding as of March 31, 2026.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the closing of the Initial Public Offering on January 26, 2026, the Company sold 27,600,000 Units, including 3,600,000 Units for the full exercise of the underwriters’ over-allotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $276,000,000. Each Unit consists of one ordinary share and one-quarter of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on January 26, 2026, the Sponsor and the Representative purchased an aggregate of 762,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $7,620,000. Of those 762,000 Private Placement Units, the Sponsor purchased 390,000 Private Placement Units and the Representative purchased 372,000 Private Placement Units. Each Private Placement Unit consists of one ordinary share and one-quarter of one redeemable warrant (“Private Placement Warrants”), with each whole Private Placement Warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (Note 7). The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

ARCHIMEDES TECH SPAC PARTNERS III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 5 — RELATED PARTIES

Founder Shares

On August 4, 2025, the Company issued 5,750,000 ordinary shares (the “Founder Shares”) to the Sponsor in exchange for a capital contribution of $25,000 to cover certain of the Company’s expenses. On January 22, 2026, the Company issued an additional 1,150,000 Founder Shares to the Sponsor through a share capitalization, resulting in the Sponsor holding an aggregate of 6,900,000 Founder Shares. All share and per share amounts have been retroactively presented. The Founder Shares included an aggregate of up to 900,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Units and assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On January 26, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, the 900,000 Founder Shares are no longer subject to forfeiture.

Pursuant to a letter agreement that the initial shareholders, directors and officers have entered into with the Company, with certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to directors and officers and other persons or entities affiliated with the initial shareholders, each of whom will be subject to the same transfer restrictions) until the earlier of: (i) six months after the completion of the initial Business Combination; and (ii) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, the Founder Shares will be released from the lock-up if (1) the last reported sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period after the initial Business Combination or (2) if the Company completes a transaction after the initial Business Combination which results in all of the Company’s shareholders having the right to exchange their shares for cash, securities or other property.

Administrative Support Agreement

Commencing on January 22, 2026, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $20,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, the Company incurred and paid $46,667 in fees for these services which is included in general and administrative expenses on the condensed statement of operations.

Promissory Note — Related Party

On August 4, 2025, the Sponsor issued an unsecured promissory note to the Company (“Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2026, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines to not proceed with the Initial Public Offering. As of December 31, 2025, the Company had borrowed $154,900 under the Promissory Note. At the closing of the Company’s Initial Public Offering, on January 26, 2026, the Company repaid the outstanding borrowings under the Promissory Note of $169,053. Borrowing against the Promissory Note is no longer available.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

ARCHIMEDES TECH SPAC PARTNERS III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial business combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial business combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial business combination.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from ongoing global conflicts and/or other future global conflicts and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

Registration Rights

The holders of the Founder Shares, Private Placement Units (and underlying securities) and any units (and underlying securities) that may be issued on conversion of Working Capital Loans are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 26, 2026, the underwriters exercised their over-allotment option in full, closing on the 3,600,000 additional units simultaneously with the Initial Public Offering.

The underwriters were paid a cash underwriting discount $5,520,000 upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 7,662,000 and 6,900,000 ordinary shares issued and outstanding, excluding the 27,600,000 and 0 shares subject to possible redemption, respectively.

Warrants — As of March 31, 2026, there were 7,090,500 warrants outstanding, including 6,900,000 Public Warrants and 190,500 Private Placement Warrants. The warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue ordinary shares upon exercise of a warrant unless ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

ARCHIMEDES TECH SPAC PARTNERS III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The Company has agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of the initial Business Combination, it will use its best efforts to file with the SEC a registration statement covering the ordinary share issuable upon exercise of the warrants, to cause such registration statement to become effective within 60 business days after the closing of the initial Business Combination and to maintain a current prospectus relating to those ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

●	if, and only if, the last sale price of ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s shareholders of issuing the maximum number of ordinary shares issuable upon the exercise of the Company’s warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the highest closing sale price of the ordinary share for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a Newly Issued Price of less than $9.20 per ordinary shares (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until the completion of a Business Combination, subject to certain limited exceptions.

ARCHIMEDES TECH SPAC PARTNERS III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 8 — FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Public Warrants is $4,209,000 or $0.61 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

January 26, 2026
Implied ordinary share price	$9.85
Exercise price	$11.50
Expected term to de-SPAC (years)	2.0
Warrant term	7.0
Probability of de-SPAC and market adjustment	45.0%
Risk-free rate (continuous)	3.99%
Selected volatility	6.0%

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM,”) or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

ARCHIMEDES TECH SPAC PARTNERS III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the unaudited condensed statement of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Cash	$1,109,625	$—
Demand deposit held in Trust Account	$277,775,824	$—

For the Three Months Ended March 31,
2026
General and administrative expenses	$210,253
Interest earned on cash in bank account	$8,483
Interest earned on demand deposit held in Trust Account	$1,775,824

The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Interest earned on cash in bank account and general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews the interest earned on cash in bank account and general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Archimedes Tech SPAC Partners III Co. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Archimedes Tech SPAC Sponsors III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” for purposes of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on August 1, 2025 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 1, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on demand depoist held in Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,574,054, which consists of interest earned on demand deposit held in trust account of $1,775,824, interest earned on cash in bank account of $8,483, offset by general and administrative expenses of $210,253.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from the sponsor, which were repaid simultaneously with the closing of the Initial Public Offering.

On January 26, 2026, we consummated the Initial Public Offering of 27,600,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 762,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the sponsor and BTIG, LLC, generating gross proceeds of $7,620,000. Of those Private Placement Units, the Sponsor purchased 390,000 Private Placement Units and the BTIG, LLC purchased 372,000 Private Placement Units.

Following closing of the Initial Public Offering and the sale of the Private Placement Units, a total of $276,000,000 was placed in the Trust Account. We incurred $15,722,207 in transaction costs, consisting of $5,520,000 of cash underwriting fee, $9,660,000 of deferred underwriting fee and $542,207 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $491,647. Net income of $1,574,054 was reduced by the interest earned on demand deposit held in Trust Account of $1,775,824. Changes in operating assets and liabilities used $289,877 of cash for operating activities.

As of March 31, 2026, we had demand deposit held in Trust Account of $277,775,824 to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $1,106,625. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, the sponsor or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that an initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such initial Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a fee of $20,000 per month for office space, administrative and support services. We began incurring these fees on January 22, 2026 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2025, the Sponsor subscribed for 5,750,000 Founder Shares for a total subscription price of $25,000 and fully paid for those shares. On January 22, 2026, the Company issued an additional 1,150,000 Founder Shares to the Sponsor through a share capitalization, resulting in the Sponsor holding an aggregate of 6,900,000 Founder Shares (up to 900,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). As a result of the underwriters’ election to fully exercise their over-allotment option on January 26, 2026, the 900,000 Founder Shares were no longer subject to forfeiture. The foregoing issuance of securities was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On January 26, 2026, we consummated the Initial Public Offering of 27,600,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 762,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the sponsor and BTIG, LLC, generating gross proceeds of $7,620,000. Of those Private Placement Units, the Sponsor purchased 390,000 Private Placement Units and the BTIG, LLC purchased 372,000 Private Placement Units.

Of the gross proceeds received from the Initial Public Offering and the private placement of the Private Placement Units, an aggregate of $276,000,000 was placed in the Trust Account. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). The specific investments in our trust account may change from time to time.

We incurred $15,722,207 in transaction costs, consisting of $5,520,000 of cash underwriting fee, $9,660,000 of deferred underwriting fee and $542,207 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHIMEDES TECH SPAC PARTNERS III CO.

Date: May 14, 2026	By:	/s/ Ben Landen
	Name:	Ben Landen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Ming (K.M.) Chan
	Name:	Ming (K.M.) Chan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)