Form 10-Q
period 2026-06-30
Archimedes Tech SPAC Partners III Co.
filed 2026-08-13
CIK 2083910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 35,262,000 ordinary shares (inclusive of ordinary shares included in outstanding units), $0.0001 par value each, issued and outstanding.

ARCHIMEDES TECH SPAC PARTNERS III CO.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHIMEDES TECH SPAC PARTNERS III CO.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$1,009,308	$—
Prepaid expenses and insurance	167,994	25,000
Total current assets	1,177,302	25,000
Deferred offering costs	—	157,090
Long-term prepaid insurance	67,974	—
Demand deposit held in Trust Account	280,254,125	—
Total Assets	$281,499,401	$182,090

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$36,767	$26,621
Accrued offering costs	75,000	45,090
Advances from related party	12,193	―
Promissory note – related party	—	154,900
Total current liabilities	123,960	226,611
Deferred underwriting fee	9,660,000	—
Total Liabilities	9,783,960	226,611

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 shares at redemption value of $10.15 per share as of June 30, 2026 and none at December 31, 2025	280,254,125	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 7,662,000 and 6,900,000 shares issued and outstanding (excluding 27,600,000 and 0 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively(1)	766	690
Additional paid-in capital	—	24,310
Accumulated deficit	(8,539,450)	(69,521)
Total Shareholders’ Deficit	(8,538,684)	(44,521)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$281,499,401	$182,090

(1)	On January 22, 2026, through a share capitalization, the Company issued an additional 1,150,000 Founder Shares to the Sponsor, resulting in the Sponsor holding an aggregate of 6,900,000 Founder Shares. All share and per share amounts have been retroactively presented. The Founder Shares included an aggregate of 900,000 shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriters. On January 26, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 900,000 Founder Shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS III CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative expenses	$200,057	$410,310
Loss from operations	(200,057)	(410,310)

Other income:
Interest earned on cash in bank account	9,871	18,354
Interest earned on demand deposit held in Trust Account	2,478,301	4,254,125
Total other income	2,488,172	4,272,479

Net income	$2,288,115	$3,862,169

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	27,600,000	23,766,667

Basic and diluted net income per share, redeemable ordinary shares	$0.06	$0.12

Basic weighted average shares outstanding, non-redeemable ordinary shares	7,662,000	7,431,167

Basic net income per share, non-redeemable ordinary shares	$0.06	$0.12

Diluted weighted average shares outstanding, non-redeemable ordinary shares	7,662,000	7,556,167

Diluted net income per share, non-redeemable ordinary shares	$0.06	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS III CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	6,900,000	$690	$24,310	$(69,521)	$(44,521)

Sale of 762,000 private placement units	762,000	76	7,619,924	—	7,620,000

Fair value of Public Warrants at issuance	—	—	4,209,000	—	4,209,000

Allocated value of transaction costs to warrants and private placement units	—	—	(254,109)	—	(254,109)

Accretion of ordinary shares subject to possible redemption amount	—	—	(11,599,125)	(9,853,797)	(21,452,922)

Net income (unaudited)	—	—	—	1,574,054	1,574,054

Balance – March 31, 2026	7,662,000	766	—	(8,349,264)	(8,348,498)

Accretion of ordinary shares subject to possible redemption amount	—	—	—	(2,478,301)	(2,478,301)

Net income (unaudited)	—	—	—	2,288,115	2,288,115

Balance – June 30, 2026	7,662,000	$766	$—	$(8,539,450)	$(8,538,684)

(1)	On January 22, 2026, through a share capitalization, the Company issued an additional 1,150,000 Founder Shares to the Sponsor, resulting in the Sponsor holding an aggregate of 6,900,000 Founder Shares. All share and per share amounts have been retroactively presented. The Founder Shares included an aggregate of 900,000 shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriters. On January 26, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 900,000 Founder Shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS III CO.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,862,169
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party on behalf of the Company	12,193
Interest earned on demand deposit held in Trust Account	(4,254,125)
Changes in operating assets and liabilities:
Prepaid expenses and insurance	(154,373)
Long-term prepaid insurance	(67,974)
Accrued expenses	10,146
Net cash used in operating activities	(591,964)

Cash Flows from Investing Activities:
Investment of cash into the Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
Proceeds from sale of Private Placement Units	7,620,000
Repayment of promissory note – related party	(169,053)
Payment of offering costs	(329,675)
Net cash provided by financing activities	277,601,272

Net Change in Cash	1,009,308
Cash – Beginning of period	—
Cash – End of period	$1,009,308

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Offering costs paid through promissory note – related party	$14,153
Prepaid retainer applied to offering costs	$11,379
Deferred underwriting fee payable	$9,660,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from August 1, 2025 (inception) through June 30, 2026 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 26, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 30, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured Promissory Note from the Sponsor of up to $300,000 and through the proceeds derived from the Initial Public Offering and Private Placement allocated to pay fees and expenses incurred in connection with the closing of the offering and for working capital purposes amounting to $2,1000,000. On January 26, 2026, the Company repaid the outstanding borrowings under the Promissory Note of $169,053 (see Note 5) . As of June 30, 2026, the Company had $1,009,308 in cash and had a working capital of $1,053,342.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026, no Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that with the closing of the Initial Public Offering, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,009,308 and $0 in cash as of June 30, 2026 and December 31, 2025, respectively, and no cash equivalents as of such dates.

Demand Deposit held in Trust Account

As of June 30, 2026, the assets held in Trust Account, amounting to $280,254,125, were held in demand deposit accounts. As of December 31, 2025, there were no funds deposited in the Trust Account.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants (defined below) and Private Placement Units were charged to shareholders’ deficit as the warrants associated with units issued in the Initial Public Offering and Private Placement, after management’s evaluation, were accounted for under equity treatment.

ARCHIMEDES TECH SPAC PARTNERS III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company has considered the effect of the 900,000 Founder Shares subject to forfeiture that were excluded from the weighted average number of shares calculation as they were contingent upon the exercise of over-allotment option by the underwriters. At the Company’s Initial Public Offering, the underwriters exercised their over-allotment option in full, thus, the contingency was satisfied. The Company included these shares in the basic and diluted weighted average ordinary shares calculation.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income per share:
Numerator:
Allocation of net income	$1,790,936	$497,179	$2,942,220	$919,949
Denominator:
Basic weighted-average shares outstanding	27,600,000	7,662,000	23,766,667	7,431,167
Basic net income per ordinary share	$0.06	$0.06	$0.12	$0.12

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Diluted net income per share:
Numerator:
Allocation of net income	$1,790,936	$497,179	$2,930,478	$931,691
Denominator:
Diluted weighted-average shares outstanding	27,600,000	7,662,000	23,766,667	7,556,167
Diluted net income per ordinary share	$0.06	$0.06	$0.12	$0.12

ARCHIMEDES TECH SPAC PARTNERS III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of June 30, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026, the ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(4,209,000)
Public Shares issuance costs	(15,468,098)
Plus:
Remeasurement of carrying value to redemption value	23,931,223
Ordinary shares subject to possible redemption, June 30, 2026	$280,254,125

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants (defined below) issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 6,900,000 Public Warrants and 190,500 Private Placement Warrants currently outstanding as of June 30, 2026.

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

JUNE 30, 2026

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

Administrative Support Agreement

Commencing on January 22, 2026, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $20,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred and paid $60,000 and $106,667 in fees for these services which are included in general and administrative expenses on the condensed statements of operations.

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

Advances from Related Party

Advances from related party represent recurring Company expenses advanced by officers on behalf of the Company. As of June 30, 2026 and December 31, 2025, the Company owed $12,193 and $0 to officers, respectively.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

ARCHIMEDES TECH SPAC PARTNERS III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 7,662,000 and 6,900,000 ordinary shares issued and outstanding, excluding the 27,600,000 and 0 shares subject to possible redemption, respectively.

Warrants — As of June 30, 2026, there were 7,090,500 warrants outstanding, including 6,900,000 Public Warrants and 190,500 Private Placement Warrants. The warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

The Company had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2026.

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

ARCHIMEDES TECH SPAC PARTNERS III CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the unaudited condensed statements of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2026	December 31, 2025
Cash	$1,009,308	$—
Demand deposit held in Trust Account	$280,254,125	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$200,057	$410,310
Interest earned on cash in bank account	$9,871	$18,354
Interest earned on demand deposit held in Trust Account	$2,478,301	$4,254,125

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

Interest earned on cash in bank account and general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews the interest earned on cash in bank account and general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 1, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on demand deposit held in Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $2,288,115, which consisted of interest earned on demand deposit held in trust account of $2,478,301, interest earned on cash in bank account of $9,871, offset by general and administrative expenses of $200,057.

For the six months ended June 30, 2026, we had a net income of $3,862,169, which consisted of interest earned on demand deposit held in trust account of $4,254,125, interest earned on cash in bank account of $18,354, offset by general and administrative expenses of $410,310.

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

For the six months ended June 30, 2026, cash used in operating activities was $591,964. Net income of $3,862,169 was reduced by the interest earned on demand deposit held in Trust Account of $4,254,125 and increased by the general and administrative expenses paid by related party on behalf of the Company of $12,193. Changes in operating assets and liabilities used $212,201 of cash for operating activities.

As of June 30, 2026, we had demand deposit held in Trust Account of $280,254,125 to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,009,308. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ARCHIMEDES TECH SPAC PARTNERS III CO.

Date: August 13, 2026	By:	/s/ Ben Landen
	Name:	Ben Landen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Ming (K.M.) Chan
	Name:	Ming (K.M.) Chan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)